Form 10QSB
period 1998-04-30
UNITED GOLF PRODUCTS INC
filed 1998-09-15
CIK 1051017

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended April 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _________ to _________

                         Commission file number: 0-23915

                           UNITED GOLF PRODUCTS, INC.
               (Exact name of registrant as specified in charter)


Delaware                                                     95-4544101
--------------------------------------------------------------------------------
(State or other jurisdiction                                 (IRS Employer
of incorporation)                                            Identification No.)

               20301 Nordhoff Street, Chatsworth, California 91311
               ---------------------------------------------------
                     (Address of principal executive office)


--------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (818) 349-3164

--------------------------------------------------------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                               Yes  [ ]   NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        The number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 4,698,700 Shares of Common Stock, Par Value $.001 as of September 15, 1998.

        Transitional Small Business Disclosure Format (check one):

                               Yes  [ ]   NO [X]

                           UNITED GOLF PRODUCTS, INC.

                                      INDEX



PART I.       FINANCIAL INFORMATION:

              Item 1. Financial Statements:

                                                                                   Page
                                                                                    No.
                      Consolidated Balance Sheets --
                      April 30, 1998 and July 31, 1997...........................    1

                      Consolidated Statements of Operations - Three and
                      Nine-months Ended April 30, 1998 and 1997..................    3

                      Consolidated Statement of Changes in Stockholders'
                      Equity - Nine-months Ended April 30, 1998..................    4

                      Consolidated Statements of Cash Flows --
                      Nine-months Ended April 30, 1998 and 1997..................    5

                      Notes to Consolidated Financial Statements.................    6


              Item 2. Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations.................................................    8

PART II.      OTHER INFORMATION:


              Item 6. Exhibits and Reports on Form 8-K...........................   11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    UNITED GOLF PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS


                                                    April 30,          July 31,
                                                      1998               1997
                                                   ----------         ----------
Current assets:
       Cash and cash equivalents                   $  114,342         $  113,476
       Accounts receivable, net                     2,018,775          1,423,710
       Inventories                                  2,219,230          1,810,356
       Prepaids and other                             198,137            133,788
                                                   ----------         ----------

       Total current assets                         4,550,484          3,481,330

Receivable from affiliate                             214,639            173,591

Property and equipment, net                            74,831             83,977

Other assets                                          191,119            200,123
                                                   ----------         ----------



TOTAL ASSETS                                       $5,031,073         $3,939,021
                                                   ==========         ==========


















           See accompanying notes to consolidated financial statements

                    UNITED GOLF PRODUCTS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                April 30,          July 31,
                                                                  1998               1997
                                                               -----------       -----------
Current liabilities:
       Accounts payable and accrued expenses                   $ 1,963,814       $ 1,891,183
       Short-term borrowings                                     1,575,476         1,123,923
                                                               -----------       -----------

       Total current liabilities                                 3,539,290         3,015,106



Stockholders' equity:
       Preferred stock, Series A, $.001 par value
           Authorized - 1,000,000 shares
           Issued and outstanding - 711,000 shares                     711               711
       Preferred stock, Series B, $.001 par value
           Authorized - 20,000 shares
           Issued and outstanding - 15,000 and -0- shares               15                --
       Common stock $.001 par value
           Authorized - 10,000,000 shares
           Issued and outstanding - 4,673,700 shares                 4,674             4,674
       Additional paid-in capital                                3,204,967         1,919,377
       Accumulated deficit                                      (1,718,584)       (1,000,847)
                                                               -----------       -----------
           Total stockholders' equity                            1,491,783           923,915
                                                               -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 5,031,073       $ 3,939,021
                                                               ===========       ===========

















           See accompanying notes to consolidated financial statements

                    UNITED GOLF PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended April 30,    Nine Months Ended April 30,
                                             ---------------------------     ---------------------------
                                                 1998            1997            1998            1997
                                             -----------     -----------     -----------     -----------
Net sales                                    $ 2,489,069     $ 2,495,958     $ 6,302,248     $ 5,565,513

Cost of sales                                  1,960,931       2,223,117       5,096,906       4,910,956
                                             -----------     -----------     -----------     -----------

Gross profit                                     528,138         272,841       1,205,342         654,557

Operating expenses:
     Selling                                     226,769         257,277         747,810         672,280
     General and administrative                  353,614         199,000         885,562         520,698
                                             -----------     -----------     -----------     -----------
                                                 580,383         456,277       1,633,372       1,192,978
                                             -----------     -----------     -----------     -----------

         Operating loss                          (52,245)       (183,436)       (428,030)       (538,421)

Other income (expense)                           (52,451)        (16,780)       (163,969)       (101,903)
                                             -----------     -----------     -----------     -----------

Loss before income taxes                        (104,696)       (200,216)       (591,999)       (640,324)

Income taxes                                          --              --              --              --
                                             -----------     -----------     -----------     -----------

Net loss                                        (104,696)       (200,216)       (591,999)       (640,324)

Dividends to preferred stockholders               58,598          17,775         125,738          17,775
                                             -----------     -----------     -----------     -----------

Net loss allocable to common stockholders    $  (163,294)    $  (217,991)    $  (717,737)    $  (658,099)
                                             ===========     ===========     ===========     ===========

Basic and diluted loss per share             $     (0.03)    $     (0.08)    $     (0.15)    $     (0.25)
                                             ===========     ===========     ===========     ===========

Weighted average number of
     common shares outstanding                 4,673,700       2,675,000       4,673,700       2,675,000
                                             ===========     ===========     ===========     ===========

           See accompanying notes to consolidated financial statements

                    UNITED GOLF PRODUCTS, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        Nine Months Ended April 30, 1998
                                   (Unaudited)


                                Series A Preferred Stock      Series B Preferred Stock            Common Stock
                               --------------------------    --------------------------    --------------------------    Additional
                                Number of                     Number of                     Number of                      Paid-in
                                  Shares         Amount         Shares         Amount        Shares          Amount        Capital
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------
Balance at July 31, 1997           711,000    $       711             --    $        --      4,673,700    $     4,674    $ 1,919,377

Issuance of preferred stock             --             --         15,000             15                                    1,285,590

Preferred stock dividends               --             --             --             --             --             --             --

Net loss                                --             --             --             --             --             --             --
                               -----------    -----------    -----------    -----------    -----------    -----------    -----------

Balance at April 30, 1998          711,000    $       711         15,000    $        15      4,673,700    $     4,674    $ 3,204,967
                               ===========    ===========    ===========    ===========    ===========    ===========    ===========



                                 Accumulated
                                   Deficit          Total
                                 -----------     -----------
Balance at July 31, 1997         $(1,000,847)    $   923,915

Issuance of preferred stock                        1,285,605

Preferred stock dividends           (125,738)       (125,738)

Net loss                            (591,999)       (591,999)
                                 -----------     -----------

Balance at April 30, 1998        $(1,718,584)    $ 1,491,783
                                 ===========     ===========

           See accompanying notes to consolidated financial statements

                    UNITED GOLF PRODUCTS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                              Nine Months Ended April 30,
                                                              -----------     -----------
                                                                  1998            1997
                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $  (591,999)    $  (640,324)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
            Depreciation and amortization                           9,146           3,000
            Provision for doubtful accounts                        80,991           1,794
            Changes in operating assets and liabilities:
               Accounts receivable                               (676,056)        317,052
               Inventories                                       (408,874)        361,842
               Prepaid expenses                                   (64,349)        (91,573)
               Receivable from affiliate                          (41,048)        (29,785)
               Other assets                                         9,004              --
               Accounts payable and accrued expenses               72,631          99,514
                                                              -----------     -----------
NET CASH (USED IN) PROVIDED BY OPERATIONS                      (1,610,554)         21,520
                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              --         (25,968)
     Cash acquired in acquisition                                      --          57,003
                                                              -----------     -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              --          31,035
                                                              -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net activity of short-term borrowings                        451,553        (775,811)
     Proceeds from issuance of common stock                            --         770,500
     Proceeds from issuance of preferred stock                  1,285,605              --
     Dividends on preferred stock                                (125,738)        (17,775)
                                                              -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             1,611,420         (23,086)
                                                              -----------     -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                 866          29,469
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                   113,476              --
                                                              -----------     -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $   114,342     $    29,469
                                                              ===========     ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
     Interest                                                     165,257         101,903
     Income taxes                                                      --              --

           See accompanying notes to consolidated financial statements

                           UNITED GOLF PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      General

        In the opinion of United Golf Products, Inc. ("the Company"), the unaudited consolidated financial statements contain all adjustments, consisting solely of adjustments of a normal recurring nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not contain all the information and footnotes required in a complete set of financial statements. These statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto as of July 31, 1997 included in the Company's Form 10-SB. The results of operations for the three and nine-month periods ended April 30, 1998 are not necessarily indicative of the results for the year ending July 31, 1998.

        The accompanying consolidated financial statements include the accounts of United Golf Products, Inc., plus the accounts of its subsidiary, WSL, Inc. WSL, Inc. does business as Rawlings Golf and Mission Hills Golf.

2.      Summary of Significant Accounting Policies

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings per Share." SFAS 128 establishes new standards for computing and presenting earnings per share and will be effective for the Company's interim and annual periods ending after December 15, 1997. Early adoption of the Statement is not permitted. SFAS 128 requires restatement of all previously reported earnings per share data that are presented. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share.

        Net loss per share is calculated by taking the sum of the net loss plus preferred stock dividends divided by the weighted average number of common shares outstanding. Common stock equivalents, such as stock options, warrants and convertible preferred stock, have not been included since their effect would be anti-dilutive.

3.      Inventory

        Inventory, which includes materials, labor, and manufacturing overhead, is valued at the lower of cost (first-in, first-out) or market and is summarized as follows:

                                  April 30, 1998   July 31, 1997
                                  --------------   -------------
                Raw materials        $1,079,956      $  748,845
                Work-in-process          71,050          46,856
                Finished Go           1,068,224       1,014,655
                                     ----------      ----------
                                     $2,219,230      $1,810,356
                                     ==========      ==========

4.      Equity

        During the nine-months ended April 30, 1998, the Company completed the private placement of $1,500,000 if its Series B Cumulative Convertible Preferred Stock (the "Series B"). Net proceeds to the Company after commissions and professional fees was $1,285,605. The Series B is convertible into unregistered shares of the Company's Common Stock at $1.50 per share and provides dividends at an annual rate of 12%. The Common Stock underlying the conversion of the Series B does not carry any registration rights. The dividends are payable monthly in cash until January 15, 1999 and are payable in Common Stock or cash, at the Company's option, thereafter. Commencing on August 1, 1999, the Series B is redeemable by the Company at par plus any unpaid dividends.

5.      Employee Stock Option Plan

        In April 1998, the Board of Directors approved the adoption of an employee stock option plan ("the Plan"). The total numbers of shares to be issued under the Plan cannot exceed 1,000,000. Options granted under the Plan may be incentive stock options or nonqualified stock options. In addition, the Board of Directors granted to certain key employees 684,500 shares to purchase the Company's common stock. The exercise price of all of the outstanding options is the market price of the common stock at the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Except for historical information contained herein, statements in this report are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Company's actual results in future periods to differ materially from forecast results. Reference is made to the risks identified elsewhere in this Report and in the Company's other reports and registration statements on file with the Securities and Exchange Commission.

GENERAL

The Company currently is engaged primarily in the design, development, assembly, marketing and sale of golf clubs and golf accessories which are sold mainly in North America under the RAWLINGS brand name. Until September 1997, the Company had the exclusive right and license to use the RAWLINGS brand name and logo only in connection with the manufacture, distribution, promotion and sale of golf clubs and the non-exclusive rights to use the trademark for golf bags, gloves, and caps. The foregoing license was limited to the United States and certain foreign countries. Effective September 1997, the foregoing license was replaced by a new agreement that granted the Company the worldwide rights to use the RAWLINGS trademark in connection with the sale of golf clubs, golf bags, umbrellas, carts, head covers and other golf accessories, and the non-exclusive worldwide right to sell golf hats and golf balls. The Company believes that the additional rights granted to the Company under the new license agreement will increase the sources of golf-related revenues, alter the mix of products it sells and increase its overall sales from its RAWLINGS product sales. The Company's goal is to offer a broad line of golf products and to avoid dependence on any one product or any one line of products. Therefore, unlike certain other golf companies, the Company's sales are not materially affected by the sales of any one product and its sales generally increase or decrease as the demand for golf products in general fluctuates.

In addition to the sale if its RAWLINGS golf equipment and accessories, until earlier this year, the Company was engaged in the wholesale distribution of golf equipment, tennis equipment and certain other sporting goods manufactured by others. The wholesale products were purchased by the Company from United States manufacturers and were resold abroad with a small (generally between 5% and 10%) mark-up. Because of the small margin on the wholesale distribution sales, these sales did not materially affect the Company's operating expenses or net income or loss. The Company recently elected to discontinue its wholesale distribution operations. Sales from the wholesale distribution of golf, tennis and other sporting equipment manufactured by third parties accounted for approximately 5% and 36% for the nine months ended April 30, 1998 and 1997 and 0.2% and 44% for the three months ended April 30, 1998 and 1997. However, because of the small margins, the discontinuation is not expected to significantly alter the Company's profits or losses.

RESULTS OF OPERATIONS

Nine Months Ended April 30, 1998 Compared to Nine Months Ended April 30, 1997

Sales

Sales increased for the nine months ended April 30, 1998 over 1997 by $736,735 (13.2%) to $6,302,248 from $5,565,513 in 1997. The increase can mainly be attributed to a $2,727,024 increase in the sale of golf products, which increase more than offset the $1,973,436 decrease in the discontinued wholesale distribution business. Sales of golf products increased due to the additional RAWLINGS branded golf products that the Company has been able to offer since the RAWLINGS license agreement was amended effective September 1997, increased demand for certain of the Company's golf clubs, and changes in the Company's marketing personnel. While the Company believes that the new license agreement and the recent personnel and policy changes it has implemented will continue to positively affect its golf product sales, the Company expects that its overall sales will continue to fluctuate as the market wide demand for golf products fluctuates.

Gross profit

Gross profit increased for the nine months ended April 30, 1998 over 1997 by $550,785 (84.1%) to $1,205,342 from $654,557 in 1997. The gross margin percentages were 19.1% and 11.8% for the nine months ended 1998 and 1997, respectively. The increase can be attributed to the Company's discontinuation of its wholesale distribution operations. Golf clubs and accessories sales, which have higher margins, increased and the wholesale distribution sales, which have lower margins, decreased for the nine months ended April 30, 1998 in comparison to 1997. Because the Company will not engage in the low margin wholesale distribution of sporting goods in the future, it is anticipated that the gross profit in future periods will be consistent with that of the quarter just ended.

Selling expenses

Selling expenses increased for the nine months ended April 30, 1998 over 1997 by $75,530 (11.2%) to $747,810 from $672,280 in 1997. The increase was primarily attributed to the increase in royalty expense to Rawlings Sporting Goods as a result of an increase in the sale of RAWLINGS branded products. It is anticipated that selling expenses will fluctuate in future periods in relation to the fluctuation in the sale of Rawlings branded products.

General and administrative

General and administrative expenses increased for the nine months ended April 30, 1998 over 1997 by $364,864 (70.1%) to $885,562 from $520,698 in 1997. The increase was mainly attributed to an increase in costs associated with being a public company, such as legal, accounting and SEC expenses and an increase in salaries and related expenses relative to the increase in assembling of golf clubs. It is anticipated that general and administrative expenses will remain consistent with the current period expenses.

Dividends

Dividends to stockholders represents the cash dividends that the Company is required to pay to the holders of both of its Series A Preferred Stock and the Series B Preferred Stock. The obligation to pay such dividends will continue in future periods until the shares of the preferred stock are converted or redeemed. Commencing in January 1999, the dividends payable on the Series B Preferred stock may, at the option of the Company, be paid in shares of Common Stock or in cash.

Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

Sales

Sales decreased for the three months ended April 30, 1998 over 1997 by $6,889 (.3%) to $2,489,069 from $2,495,958 in 1997. The decrease can mainly be attributed to the net of an increase in the sale of golf products and decrease in sales from the wholesale distribution business. It is anticipated that sales in future periods will fluctuate due to the seasonality of the golf business.

Gross profit

Gross profit increased for the three months ended April 30, 1998 over 1997 by $255,297 (93.6%) to $528,138 from $272,841 in 1997. The gross margin percentages were 21.2% and 10.9% for the three months ended 1998 and 1997, respectively. The increase can be attributed to the Company's recent discontinuation of the low margin wholesale distribution business. Golf clubs and accessories sales, which have higher margins, increased and the wholesale distribution sales, which have lower margins, decreased for the three months ended April 30, 1998 in comparison to 1997. It is anticipated that the gross profit in future periods will be consistent with that of the quarter just ended.

Selling expenses

Selling expenses decreased for the three months ended April 30, 1998 over 1997 by $30,508 (11.9%) to $226,769 from $257,277 in 1997. The decrease was attributed to a decrease in salaries and related expenses during the current period. It is anticipated that selling expenses will fluctuate in future periods in relation to the fluctuation in the sale of RAWLINGS branded products.

General and administrative

General and administrative expenses increased for the three months ended April 30, 1998 over 1997 by $154,614 (77.7%) to $353,614 from $199,000 in 1997. The increase was mainly attributed to an increase in costs associated with being a public company, such as legal, accounting and SEC expenses and an increase in salaries and related expenses of support staff relative to the increase in assembling of golf clubs. It is anticipated that general and administrative expenses will remain consistent with the current period expenses.

Dividends

Dividends to stockholders represents the cash dividends that the Company is required to pay to the holders of both of its Series A Preferred Stock and the Series B Preferred Stock. The obligation to pay such dividends will continue in future periods until the shares of the preferred stock are converted or redeemed.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1998, the Company had $114,342 in cash and cash equivalents and working capital of $1,011,194. During the nine months ended April 30, 1998, cash increased by $866 and working capital increased by $544,970. However, during the nine-months ended April 30, 1998, the Company used $1,610,554 in operations, due primarily to the net loss and a $1,084,930 total increase in accounts receivable and inventory. The Company generated $1,611,420 in financing activities, primarily from an increase short-term borrowing of $451,553, and net proceeds from a private placement of $1,285,605.

As of April 30, 1998, outstanding borrowings under the Company's existing line of credit was $1,575,476. As of September 2, 1998, outstanding borrowings under the line of credit was $1,654,702. The Company's credit line with the bank is $2,200,000 based on availability of accounts receivable and inventory.

Industry publications and other data indicate that golf sales in general have been decreasing and are expected to continue to decrease from the level of sales experienced in the industry generally during the past year. Based on the Company's internal projections and anticipated trends in the golf industry, the Company currently believes that its operations and borrowing base will generate sufficient cash to fund the Company's working capital needs through the Fall 1998 season. However, golf sales from December through February are generally weak. Accordingly, the Company may, as in the past year, need to obtain interim financing in order to build inventory levels in anticipation of higher sales during the Spring 1999 season. No assurance can be given that the projected operations will be sufficient to fund the Company's working capital needs or that the Company can obtain interim financing. The failure of the Company to obtain the amount of financing that may be required could materially and adversely affect the Company's operations in the Spring of 1999.


PART II.  OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following exhibits are filed as part of this report:

                   27-Financial Data Schedule

               (b) None


                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                     UNITED GOLF PRODUCTS, INC.



September 15, 1998                   By: /s/ Richard J. Parent
                                     ------------------------
                                     Richard J. Parent
                                     Chief Operating Officer and Chief
                                     Financial Officer (Authorized Officer and
                                     Principal Financial and Chief Accounting
                                     Officer)